Form 10-K
Home Equity Loan Trust 2005-HS2
filed 2006-03-27
CIK 1345520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2005

                      Commission file number 333-110340-12

                         Home Equity Loan Trust 2005-HS2
                                (Issuing Entity)

                Residential Funding Mortgage Securities II, Inc.
                                   (Depositor)

                        State of Incorporation: Delaware
                   I.R.S. Employer Identification Number: N/A

              c/o RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.
                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes X No ____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____        No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Registrant does not have any voting or non-voting common equity.

Documents incorporated by reference: None.

                                     PART I

Item 1.        Business.

        Information not provided pursuant to no action request.

Item 1A.       Risk Factors.

        Not applicable.

Item 1B.       Unresolved Staff Comments.

        Not applicable.

Item 2.        Properties.

        Information not provided pursuant to no action request.

Item 3.        Legal Proceedings.

        There are no material pending legal proceedings involving either the Trust Assets or the Trustee, the Depositor, the Custodian, the Master Servicer or any affiliated Servicer with respect to the Trust Assets.

        Residential Funding Corporation ("RFC") is (a) the Master Servicer, (b) the corporate parent of Homecoming Financial Network, Inc. ("HFN") (a significant Servicer) and (c) an affiliate of the Depositor. RFC and HFN are parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of RFC and HFN that the eventual outcome of any currently pending legal proceedings will not have a material adverse effect on their ability to perform their obligations in relation to the Trust Assets. However, no assurance can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on RFC or HFN.

Item 4.        Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the Security Holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        (a) There is no established public trading market for any class of securities (the "Securities") issued by the Issuing Entity. At December 31, 2005, the number of holders of record of the Securities is two.

        (b)    Not applicable.

        (c)    Not applicable.


Item 6.        Selected Financial Data.

        Information not provided pursuant to no action request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Information not provided pursuant to no action request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8.        Financial Statements and Supplementary Data.

        Information not provided pursuant to no action request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.       Controls and Procedures.

        Not applicable.

Item 9B.       Other Information.

        Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant.

        Information not provided pursuant to no action request.

Item 11.       Executive Compensation.

        Information not provided pursuant to no action request.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request.

Item 13.       Certain Relationships and Related Transactions.

        Information not provided pursuant to no action request.

Item 14.       Principal Accounting Fees and Services.

        Not applicable.

PART IV

Item 15.              Exhibits, Financial Statement Schedules:

(a)     Exhibit                                                        Exhibit #

        Certification                                                   31.1

        Officer's Annual Compliance Statement of the Master Servicer    99.1

        Independent Auditor's Report on the Uniform Single Attestation 99.2 Program for Mortgage Bankers

(b)     Information not provided pursuant to No Action Request.
(c)     Information not provided pursuant to No Action Request.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 20th day of March, 2006.



HOME EQUITY LOAN TRUST 2005-HS2
RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.

        By:     RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By:     /s/ Barbara Wendt
        Name:   Barbara Wendt
        Title:  Managing Director, Master Servicing

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT


The registrant has not sent an annual report or proxy material to security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                                                    EXHIBIT 31.1

                                  CERTIFICATION


        I, Barbara Wendt, certify that:

        1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Home Equity Loan Trust 2005-HS2;

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date: March 20, 2006

/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing

                                                                    EXHIBIT 99.1

[LETTERHEAD OF GMAC RFC]



2005 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

        Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Managing Director and Director of Residential Funding Corporation hereby certify that:

        (i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made under the undersigned officers' supervision;


        (ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage
               Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year; and

        (iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year.


Dated: March 15, 2006





/s/ Barbara Wendt
Barbara Wendt
Managing Director,  Master Servicing





/s/ Darsi Meyer
Darsi Meyer
Director, Securities Administration

                                                                    EXHIBIT 99.2


[LETTERHEAD PRICEWATERHOUSECOOPERS]



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Residential Funding Corporation:


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2005, included in the accompanying management assertion (see Exhibit 1). Such assertion was examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 2. Direct servicing functions are performed by various primary servicers and subservicers. Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific series of loans or certificates as listed in the attached Exhibit 2. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 10, 2006

                                                                       EXHIBIT 1


[LETTERHEAD GMAC RFC]


                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS


March 10, 2006


As of and for the year ended December 31, 2005, Residential Funding Corporation (the "Company") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.

Our minimum standards are:


I.      CUSTODIAL BANK ACCOUNTS

A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within thirty (30) calendar days after the cutoff date.

3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.

II.     SUBSERVICER REMITTANCES

A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

B. Remittances from primary servicers or subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

        1)      Be mathematically accurate.

        2) Be prepared within thirty (30) calendar days after the cutoff date.


III.    DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C.      Only  permitted  withdrawals  per the  applicable  pooling and servicing
        agreements   shall   be   made   from   the   custodial   accounts   for
        certificateholders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR ACCOUNTING

A.      Uniform  Single  Attestation   Program  reports  from  external  primary
        servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

 B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.


VI. DELINQUENCIES

A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.


VII. INSURANCE POLICIES

A. As of and for this same period, the Company had in effect a fidelity bond in the amount of $300,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.




/s/ Bruce Paradis
-------------------------------------------------------
Bruce Paradis
Residential Funding Corporation
President & Managing Director



/s/ Ken Duncan
-------------------------------------------------------
Ken Duncan
Residential Funding Corporation
Chief Financial Officer & Managing Director



/s/ Barb Wendt
-------------------------------------------------------
Barb Wendt
Residential Funding Corporation
Managing Director

                                                                       EXHIBIT 2



RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2005 EXHIBIT 2
--------------------------------------------------------------------------------

1985 SERIES

1985 MS-ASL (1014) 1985 MS-ASL (1038) 1985 MS-ASL (1052) 1985 MS-ASL (1059)

1986 SERIES

NYCF 1986-A

1987 SERIES

1987-WH2  NYCF 1987-A

1988 SERIES

1988-SBRC WH1  NYCF 1988-A

1990 SERIES

NYCF 1990-A

1993 SERIES

1993-WH2  1993-WH15C

1994 SERIES

1994-WH21  1994-WH4B  1994-WH16D

1995 SERIES

1995-HWH1  1995-HWH2  1995-HWH3  1995-HWH4  1995-HWH5  1995-WH5  1995-WH12
1995-WH13  1995-WH14  1995-WH15  1995-WH18

1996 SERIES

1996-SW1A  1996-SW1B  1996-SW1C  1996-SW1D  1996-WH5  1996-WH7  1996-WH10
1996-WH18  1996-WH19

1997 SERIES

1997-2
1997-NWH1 1997-NWH3 1997-NWH6 1997-NWH9 1997-WH11 1997-WH14 1997-WH15

1998 SERIES

1998-B (1999-A)
1998-HI2 1998-HI4 1998-HWH1  1998-HWH2  1998-HWH3  1998-HWH5 1998-NWH2 1998-NWH4
1998-NWH8 1998-QWH1 1998-QWH2B 1998-RS1 1998-WH4 1998-WH8 1998-WH9 I
1998-WH9 II  1998-WH10

1999 SERIES

1999-HI1  1999-HI4  1999-HI6  1999-HI8  1999-HWH1  1999-HWH2  1999-HWH5
1999-KS3  1999-KS4  1999-NWH1  1999-NWH2  1999-NWH3  1999-NWH4  1999-NWH5
1999-QS4  1999-RS1  1999-WH2  1999-WH5  1999-WH12  1999-WH14

2000 SERIES

2000-HI1  2000-HI2  2000-HI3  2000-HI4  2000-HI5  2000-HL1  2000-HWH2  2000-HWH3
2000-HWH6  2000-HWH10  2000-HWH11  2000-KS1  2000-KS2  2000-KS3  2000-KS4
2000-KS5  2000-NWH1  2000-NWH3  2000-NWH6  2000-PTWH2  2000-PTWH3  2000-QWH1
2000-RS4  2000-RZ1  2000-WH4  2000-WH11

2001 SERIES

2001-CWH1  2001-HI1  2001-HI2  2001-HI3  2001-HI4  2001-HS2  2001-HS3  2001-KS1
2001-KS2  2001-KS3  2001-KS4  2001-MWH1  2001-NWH1  2001-NWH3  2001-NWH5
2001-NWH9  2001-NWH12  2001-PTWH4  2001-PTWH6  2001-PTWH7  2001-PTWH8
2001-PTWH10  2001-PTWH11  2001-PTWH12  2001-PTWH14  2001-PTWH16  2001-PTWH17
2001-PTWH18  2001-PTWH19  2001-QS13  2001-QS16  2001-QS17  2001-QS18  2001-QS19
2001-RM2  2001-RS1  2001-RS2  2001-RS3  2001-WH3  2001-WH9  2001-WH12  2001-WH14

2002 SERIES

2002-HI1  2002-HI2  2002-HI3  2002-HI4  2002-HI5  2002-HS1  2002-HS2  2002-HS3
2002-HWH4  2002-KS1  2002-KS2  2002-KS3  2002-KS4  2002-KS5  2002-KS6  2002-KS7
2002-KS8  2002-NWH1  2002-NWH2  2002-NWH3  2002-NWH4  2002-PTWH1  2002-PTWH4
2002-PTWH5  2002-PTWH7 2002-PTWH9  2002-PTWH10  2002-PTWH13  2002-PTWH15
2002-PTWH16  2002-PTWH19  2002-PTWH20  2002-PTWH21  2002-PTWH24  2002-PTWH28
2002-PTWH31  2002-PTWH33  2002-PTWH35  2002-PTWH36  2002-PTWH40  2002-PTWH41
2002-PTWH42  2002-PTWH44  2002-PTWH45  2002-PTWH46  2002-PTWH47  2002-QS1
2002-QS2  2002-QS3  2002-QS4  2002-QS5  2002-QS6  2002-QS7  2002-QS8  2002-QS9
2002-QS10  2002-QS11  2002-QS12  2002-QS13  2002-QS14  2002-QS15  2002-QS16
2002-QS17  2002-QS18  2002-QS19  2002-RM1  2002-RP1  2002-RP2  2002-RS1
2002-RS2  2002-RS3  2002-RS4  2002-RS5  2002-RS6  2002-RS7  2002-RZ1  2002-RZ2
2002-RZ3  2002-RZ4  2002-S11  2002-S12  2002-S13  2002-S14  2002-S15  2002-S16
2002-S17  2002-S18  2002-S19  2002-S20  2002-SL1  2002-WH1  2002-WH5  2002-WH14
2002-WH17  2002-WH18  2002-WH19  2002-WH21  2002-WH22  2002-WH25  2002-WH26
2002-WH27  2002-WH28  2002-WH29  2002-WH31  2002-WH32  2002-WH33  2002-WH34

2003 SERIES

2003-HI1  2003-HI2  2003-HI3  2003-HI4  2003-HS1  2003-HS2  2003-HS3  2003-HS4
2003-HWH1  2003-KS1  2003-KS2  2003-KS3  2003-KS4  2003-KS5  2003-KS6  2003-KS7
2003-KS8  2003-KS9  2003-KS10  2003-KS11  2003-NWH1  2003-NWH2  2003-PTWH1
2003-PTWH4  2003-PTWH8  2003-PTWH9  2003-PTWH11  2003-PTWH12  2003-PTWH13
2003-PTWH14  2003-PTWH15  2003-PTWH17  2003-PTWH18  2003-PTWH19  2003-PTWH20
2003-PTWH21  2003-PTWH24  2003-PTWH25  2003-PTWH26  2003-PTWH27  2003-PTWH28
2003-PTWH29  2003-QA1  2003-QR13  2003-QR19  2003-QR24  2003-QS1  2003-QS2
2003-QS3  2003-QS4  2003-QS5  2003-QS6  2003-QS7  2003-QS8  2003-QS9  2003-QS10
2003-QS11  2003-QS12  2003-QS13  2003-QS14  2003-QS15  2003-QS16  2003-QS17
2003-QS18  2003-QS19  2003-QS20  2003-QS21  2003-QS22  2003-QS23  2003-RM1
2003-RM2  2003-RP1  2003-RP2  2003-RS1  2003-RS10  2003-RS11  2003-RS2  2003-RS3
2003-RS4  2003-RS5  2003-RS6  2003-RS7  2003-RS8  2003-RS9  2003-RZ1  2003-RZ2
2003-RZ3  2003-RZ4  2003-RZ5  2003-S1  2003-S2  2003-S3  2003-S4  2003-S5
2003-S6  2003-S7  2003-S8  2003-S9  2003-S10  2003-S11  2003-S12  2003-S13
2003-S14  2003-S15  2003-S16  2003-S17  2003-S18  2003-S19  2003-S20  2003-SL1
2003-WH1  2003-WH2  2003-WH3  2003-WH4  2003-WH5  2003-WH6  2003-WH7  2003-WH8
2003-WH9  2003-WH102003-WH11  2003-WH12  2003-WH13  2003-WH14  2003-WH15
2003-WH16  2003-WH17  2003-WH18  2003-WH19  2003-WH20  2003-WH21  2003-WH22
2003-WH23  2003-WH24  2003-WH25  2003-WH26  2003-WH27  2003-WH28  2003-WH29
2003-WH30  2003-WH31  2003-WH32  2003-WH33  2003-WH34  2003-WH35  2003-WH36
2003-WH37  2003-WH38  2003-WH39  NIM 2003-NT1  NIM 2003-NT3  NIM 2003-NT7
NIM 2003-NT8

2004 SERIES

2004-C1  2004-C2  2004-HI1  2004-HI2  2004-HI3  2004-HS1  2004-HS2  2004-HS3
2004-KR1  2004-KR2  2004-KS1  2004-KS2  2004-KS3  2004-KS4  2004-KS5  2004-KS6
2004-KS7  2004-KS8  2004-KS9  2004-KS10  2004-KS11  2004-KS12  2004-NWH1
2004-NWH2  2004-PS1  2004-PTWH2  2004-PTWH3  2004-PTWH5  2004-PTWH62004-PTWH7
2004-PTWH8  2004-PTWH9  2004-PTWH10  2004-PTWH12  2004-PTWH13  2004-QA1
2004-QA2  2004-QA3  2004-QA4  2004-QA5  2004-QA6  2004-QR1  2004-QS1  2004-QS2
2004-QS3  2004-QS4  2004-QS5  2004-QS6  2004-QS7  2004-QS8  2004-QS9 2004-QS10
2004-QS11  2004-QS12  2004-QS13  2004-QS14  2004-QS15  2004-QS16  2004-QWH1
2004-QWH2  2004-QWH3  2004-QWH4  2004-QWH5  2004-QWH6  2004-RP1  2004-RS1
2004-RS2  2004-RS3  2004-RS4  2004-RS5  2004-RS6  2004-RS7  2004-RS8  2004-RS9
2004-RS10  2004-RS11  2004-RS12  2004-RZ1  2004-RZ2  2004-RZ3  2004-RZ4
2004-S1  2004-S2  2004-S3  2004-S4  2004-S5  2004-S6  2004-S7  2004-S8  2004-S9
2004-SA1  2004-SL1  2004-SL2  2004-SL3  2004-SL4  2004-SP1  2004-SP2  2004-SP3
2004-SR1  2004-WH1  2004-WH2  2004-WH3  2004-WH4  2004-WH5  2004-WH6  2004-WH7
2004-WH8  2004-WH9  2004-WH10  2004-WH11  2004-WH12  2004-WH13  2004-WH14
2004-WH16  2004-WH17  2004-WH18  2004-WH19  2004-WH20  2004-WH21  2004-WH22
2004-WH24  BSSP  2004-KS10A  BSSP  2004-KS10B  NIM  2004-NT1  NIM 2004-NT2 NIM
2004-NT3 NIM  2004-NT4 NIM 2004-NT5 NIM 2004-NT6 NIM 2004-NT7 NIM 2004-NT8 NIM
2004-NT11  NIM  2004-NT12

2005 SERIES

2005-AHL1 2005-AHL2  2005-AHL3 2005-C3  2005-EFC1  2005-EFC2  2005-EFC3
2005-EFC4  2005-EFC5  2005-EFC6  2005-EMX1  2005-EMX2  2005-EMX3  2005-EMX4
2005-GMACB0501  2005-GMACB0502  2005-GMACB0503  2005-HI1  2005-HI2  2005-HI3
2005-HS1  2005-HS2  2005-HWH1  2005-HWH6  2005-HWH7  2005-HWH8  2005-HWH10
2005-HWH11  2005-HWH12  2005-KS1  2005-KS2  2005-KS3  2005-KS4  2005-KS5
2005-KS6  2005-KS7  2005-KS8  2005-KS9  2005-KS10  2005-KS11  2005-NM2
2005-NM4  2005-NM5  2005-NWH1  2005-NWH2  2005-POWH2  2005-POWH3  2005-QA1
2005-QA2  2005-QA3  2005-QA4  2005-QA5  2005-QA6  2005-QA7  2005-QA8  2005-QA9
2005-QA10  2005-QA11  2005-QA12  2005-QO1  2005-QO2 2005-QO3  2005-QO4
2005-QR1  2005-QS1  2005-QS2  2005-QS3  2005-QS4  2005-QS5  2005-QS6  2005-QS7
2005-QS8  2005-QS9  2005-QS10  2005-QS11  2005-QS12  2005-QS13  2005-QS14
2005-QS15  2005-QS16  2005-QWH1  2005-QWH2  2005-QWH7  2005-QWH8  2005-QWH12
2005-RP1  2005-RP2  2005-RP3  2005-RS1  2005-RS2  2005-RS3  2005-RS4  2005-RS5
2005-RS6  2005-RS7  2005-RS8  2005-RS9  2005-RZ1  2005-RZ2  2005-RZ3  2005-RZ4
2005-S1  2005-S2  2005-S3  2005-S4  2005-S5  2005-S6  2005-S7  2005-S8  2005-SA1
2005-SA2  2005-SA3  2005-SA4  2005-SA5  2005-SL1  2005-SL2  2005-SP1  2005-SP2
2005-WH1  2005-WH3  2005-WH4  2005-WH6  2005-WH8  2005-WH9  2005-WH10  2005-WH11
2005-WH12  2005-WH13  2005-WH15  2005-WH16  2005-WH18  2005-WH19  2005-WH20
2005-WH21  2005-WH23  2005-WH24  2005-WH25A  2005-WH25B  2005-WH26  2005-WH27
2005-WH28A  2005-WH28B  2005-WH29  2005-WH30  GCM Residual Facility
NIM 2005-NM3  NIM 2005-NS1  NIM 2005-NT1  NIM 2005-NT2  NIM 2005-NTR1
NIM ABSC (2005-KS4)  NIM SB Finance 2005-KS6N  NIM Soundview (2005-KS3)